Form 10-Q
period 2000-06-30
NICOLE INDUSTRIES INC
filed 2000-08-14
CIK 1086143

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                               Form 10QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended June 30, 2000.


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

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13,or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.

                   Yes   X          No

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

     Common Stock $0.001 par value              1,993,039
     ----------------------------------------------------------


No Exhibits Included.

General

The condensed consolidated financial statements of Nicole Industries, Inc. included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Nicole Industries, Inc.'s management believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the three and six months ended June 30, 2000 should be read in conjunction with the financial statements and notes thereto included in this report and Nicole Industries, Inc.'s Form 10-KSB with attached financials of 12-31-1999.

The condensed financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation. The results for the interim period are not necessarily indicative of trends or results to be expected for a full year.

Item 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company has not commenced operations and has no working capital.


Item 3. Agreement and Plan of Reorganization (Subsequent Events)

In an 8K filed August 4, 2000, the company announced that on July 21, 2000 the company agreed to issue 93,000,000 shares of its common stock to Aluko USA, a Delaware Corporation, against the delivery of 31,627,075 shares of common stock of Aluminum Korea Co. Ltd., a corporation organized under the laws of Korea "Aluko Korea".
The shares of the common stock of Aluko Korea owned by the company represent 50.01% of the issued and outstanding voting stock of Aluko Korea. As a result of the company's stock issuance, Aluka USA will own 93% of the outstanding stock of the company.

After the issuances of stock on July 21, 2000 in this plan of reorganization, there is 100,000,000 shares of common stock issued and outstanding.

Aluko Korea was founded in 1986 and is the largest manufacturer in Korea of etched and formed aluminum foils in electrolytic capacitors. Etched and formed aluminum foil is an essential raw material for electrolytic capacitors.

On July 21, 2000 , and in connection with the company's issuance of the shares of common stock to Aluka USA, Dempsey K. Mork and Randall A. Baker, the two existing officers and directors appointed the successor officers and directors and then resigned. The newly appointed directors of the company are Ju Young Park and Min-Kyung Park.

Mr. Ju Young Park is President and Chief Executive Officer of the company. Mr. Park is a founder and the President of Aluko Korea. He received his Bachelor of Science degree in mechanical engineering from Hanyang University in South Korea. Prior to founding Aluko Korea, Mr. Park worked for seventeen years with Daewo Electronics Corporation. Prior to leaving Daewo Electronics, Mr. Park was General Manager and in charge of its Research and Development.

Ms. Min-Kyung Park is the Chief Financial Officer and Secretary of the company. She joined Aluko Korea in 1999. She graduated from Iwho Women's University in Korea and studied at Oregon State University.



















SIGNATURES
     In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.
                                              Nicole Industries, Inc.
Date: 8/04/2000                               By: /s/ Ju Young Park
     ----------                              ------------------------
                                              Ju Young Park, President
                                                 and President


  NICOLE INDUSTRIES, INC.
  BALANCE SHEETS
  June 30, 2000 and  December 31, 1999



                                       06/30          12/31
                                       2000           1999
                                       ------         ------

  ASSETS

  CURRENT ASSETS
     Cash in Bank                      1.274           1,349
  PROPERTY AND EQUIPMENT                 -0-            -0-

  OTHER ASSETS                           -0-            -0-
                                       ------          ------
  TOTAL ASSETS                         1,274           1,349
                                       ======          ======


  LIABILITIES AND SHAREHOLDERS' EQUITY

  LIABILITIES

  CURRENT LIABILITIES                    -0-            -0-

  LONG TERM LIABILITIES/
  NOTE PAYABLE RELATED PARTY         50,000         40,000
                                       ------          ------
  TOTAL LIABILITIES                  50,000         40,000


  SHAREHOLDERS' EQUITY
  COMMON STOCK                          1,385            1,385

  RETAINED EARNINGS                   (50,111)         (40,036)
                                       ------            ------
  TOTAL SHAREHOLDERS' EQUITY
                                      (48,726)         (38,651)
                                       ------            ------

  TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY               1,274             1,349
                                       ======             ======




  The accompanying notes are an integral part of these financial statements.

  -2-

  NICOLE INDUSTRIES, INC.
  STATEMENTS OF INCOME AND RETAINED EARNINGS
  For the three and six months ended 6/30/2000 and 6/30/1999


                            3 Months   3 Months  6 Months  6 Months
                            6/30/00    6/30/99   6/30/00   6/30/99
                            -------    -------   -------   -------



  REVENUES                       -0-        -0-       -0-       -0-

  EXPENSES
    Bank Service Charges         75         -0-       75        20
    Administrative Support       -0-        -0-   10,000 (4)    -0-
                             ------      ------   ------    ------
  INCOME BEFORE INCOME TAXES    (75)        -0-  (10,075)      (20)

  INCOME TAXES                   -0-        -0-       -0-       -0-
                             ------      ------   ------    ------
  NET INCOME                    (75)        -0-  (10,075)      (20)

  BEGINNING RETAINED
  EARNINGS                  (50,036)        -0-  (40,036)      (16)

  DIVIDENDS                      -0-        -0-       -0-       -0-
                             ------     ------    ------   -------

 ENDING RETAINED EARNINGS   (50,111)        -0-  (50,111)      (36)
                             ======     ======   =======    ======



















  The accompanying notes are an integral part of these financial statements

  -3-
  NICOLE INDUSTRIES, INC.
  STATEMENTS OF CASH FLOWS
  For the three and six months ended 6/30/00 and 6/30/99.







                                     3 months   3 months  6 Months  6 Months
                                     6/30/00    6/30/99   6/30/00   6/30/99
                                      ------     ------    ------    ------


  CASH FLOWS FROM OPERATING ACTIVITIES


  NET INCOME                             (75)        -0-  (10,075)     (20)
  ADJUSTMENTS TO RECONCILE NET INCOME
    TO NET CASH PROVIDED BY OPERATING
    ACTIVITIES (1st qtr prior yr adj)     -0-        -0-   10,000       -0-
                                      ------     ------    ------   ------

  NET CASH PROVIDED (USED) BY
    OPERATING ACTIVITIES                 (75)        -0-      (75)     (20)


  CASH FLOWS FROM INVESTING ACTIVITIES
                                          -0-        -0        -0-      -0-

  CASH FLOWS FROM FINANCING ACTIVITIES
    ISSUE CAPITAL STOCK                   -0-        -0-       -0-      -0-
                                      ------     ------    ------    -----
  NET INCREASE (DECREASE) IN CASH        (75)        -0-      (75)     (20)

  CASH AT BEGINNING OF PERIOD           1349       1349      1349      1369

  CASH AT END OF PERIOD                 1274       1349      1274      1349
                                      ======     ======    ======    ======

  SUPPLEMENTAL DISCLOSURES

  INTEREST PAID                           -0-        -0-       -0-       -0-

  INCOME TAXES PAID                       -0-        -0-       -0-       -0-











  The accompanying notes are an integral part of these financial statements


  -4-
  NICOLE INDUSTRIES, INC.
  NOTES TO FINANCIAL STATEMENTS

  NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of Business

  Nicole Industries, Inc. was organized under the laws of the State of Nevada on January 3, 1996 under the name of Nicole Industries, Inc. The company was incorporated to engage in any lawful activity.

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




  -5-
  NICOLE INDUSTRIES, INC.
  Notes to Financial Statements



  NOTE 3 RELATED PARTY TRANSACTIONS

  On May 15, 1996, the company issued a total of 624,039 shares of capital stock to individuals in return for services rendered. These individuals include officers of the company.