Form 10QSB
period 2000-09-30
NICOLE INDUSTRIES INC
filed 2000-11-22
CIK 1086143

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                              Form 10QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 2000.

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

                          Yes   X          No

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

        Common Stock $0.001 par value              100,000,000
      ----------------------------------------------------------


No Exhibits Included.

General

The condensed consolidated financial statements of Nicole Industries, Inc. included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Nicole Industries, Inc.'s management believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the three and nine months ended September 30, 2000 should be read in conjunction with the financial statements and notes thereto included in this report and Nicole Industries, Inc.'s Form 10-KSB with attached financials of December 31, 1999.

The condensed financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation. The results for the interim period are not necessarily indicative of trends or results to be expected for a full year.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL
     CONDITION

The Company has not commenced operations and has no working capital. The Company's principal asset is its indirect stock interest in Aluminum Korea
Co. Ltd., a corporation organized under the laws of Korea ("Aluko Korea"). The financial information provided with this Report reflects the consolidated financial information for the Company and Aluko Korea.

Item 3.   Agreement and Plan of Reorganization

On July 21, 2000 the company agreed to issue 93,000,000 shares of its common stock to Aluko USA, a Delaware Corporation, against the delivery of 31,627,075 shares of common stock of Aluminum Korea Co. Ltd., a corporation organized under the laws of Korea ("Aluko Korea"). The shares of the common stock of Aluko Korea owned by the company represent 50.01% of the issued and outstanding voting stock of Aluko Korea. As a result of the company's stock issuance, Aluko USA will own 93% of the outstanding stock of the company.

Aluko Korea was founded in 1986 and is the largest manufacturer in Korea of etched and formed aluminum foils in electrolytic capacitors. Etched and formed aluminum foil is an essential raw material for electrolytic capacitors.

On July 21, 2000 , and in connection with the company's issuance of the shares of common stock to Aluko USA, Dempsey K. Mork and Randall A. Baker, the two existing officers and directors of the company appointed the successor officers and directors and then resigned. The newly appointed directors of the company are Ju Young Park and Min-Kyung Park.

Mr. Ju Young Park is President and Chief Executive Officer of the company. Mr. Park is a founder and the President of Aluko Korea. He received his Bachelor of Science degree in mechanical engineering from Hanyang University in South Korea. Prior to founding Aluko Korea, Mr. Park worked for seventeen years with Daewo Electronics Corporation. Prior to leaving Daewo Electronics, Mr. Park was General Manager in charge of its Research and Development.

Ms. Min-Kyung Park is the Chief Financial Officer and Secretary of the company. She joined Aluko Korea in 1999. She graduated from Iwho Women's University in Korea and studied at Oregon State University.

Company Overview

Through its operating company named Aluko that was founded in 1986, the company has been a leading manufacturer of etched and formed aluminum foils. The company is ISO9002 certified to meet the world standard. Aluminum foil is a main raw material for electrolytic capacitors that are commonly used for both industrial and household electronics. Aluko is a fast growing company in a very stable market environment because of the extensive usage of capacitors in all electronics.

Products

Etched aluminum foils: Cathode foils, Anode foils, Formed aluminum foils

Selective List of Customers
Japan: Sanyo, Matsushita, Hitachi, Elna
Europe: Siemens, Philips, Aerovox
Korea: Samsung, Daewoo.
Others Countries: Taiwan, China, Hong Kong, Singapore, India,

Product Description

Etched and formed aluminum foil is essential to electrolytic capacitors as a raw material. By charging and discharging electricity, the capacitor is a primary passive component in electrical circuits including resistors and inductors. In order to obtain a higher electric charge, the capacitor must have a higher capacitance, which can be established by enlarging the surface area of the electrode material. An etching process is the solution technique used toenlarge the surface area of aluminum foil. After etching has been completed, the aluminum foil surface is then laminated with a hydro-oxide layer through the forming process.

Market Forecasting

Electrolytic capacitors account for 25% of the global capacitor market. According to Yano Economic Research, the market is expected to grow 8.3% annually over the next 5 consecutive years with the explosive demand of digital equipments. The aluminum foil market will show the similar growth rate as capacitor market since there is strong correlation between two products. Total sales of electrolytic aluminum capacitors recorded around $3.2 billion in 1999. Total sales of cathode foils was $104 million in 1999 and that of anode foils was $1.1 billion.

Profitability & Market Environments

Regardless of high profitability, entrance barriers to the business remain as high due to the technological difficulties in the manufacturing processes. Aluko currently enjoys around 22.4% average gross margin rate with approximately 10% net profit while competitors reach 15.8% of gross margin. Through its continuous cost-reducing measures and superior technological innovation and improvement in quality, Aluko is planning to expand its production capacity to reach 15% market share in the world within the next
3 years.

In Asia, Aluko is able to maintain its competitiveness against Japanese and European counterparts through superior quality and price advantages.
Chinese and Taiwanese aluminum foil makers are not expected to pose a serious threat to Aluko in terms of product quality.

Aluko is steadily gaining market share from Japanese competitors. Currently, Aluko is a major supplier of cathode foils to Japanese capacitor manufacturers. Since 1994, Sanyo has been purchasing 90% of its essential cathode foils from Aluko and Hitachi began to fill 50% of its needs from Aluko in 1996. Matsushita designated Aluko as its priority-order supplier in 1999. Elna is also increasing its volume of business with Aluko.

Philips, a Dutch multinational, has been Aluko's customer for 10 years. Siemens in Germany and Aerovox in England use Aluko's products after Aluko successfully passed their quality test. The U.S. market is getting more attention because high quality capacitors are in great demand for HDTV and electric vehicles. Japanese capacitor makers, such as Matsushita and Chemi-Con, have begun local production in the U.S. Aluko will make further inroads into the U.S. by supplying products to Matsushita New Demand Accumulated production of HDTV by 2010 is expected to be 207,754,000 units according to forecasting by the American Electronics Association. Since HDTV requires 3 times more capacitors than conventional TV, the business potential for aluminum foils manufacturers is enormous. The introduction of electric and/or hybrid vehicle will boost up the demand of electrolytic capacitors even further. Because an electric vehicle consumes 30 times more capacitor than conventional TV sets, it is expected that the demand of aluminum foils will increase accordingly.

Recent development of Nicole's Korean Subsidiary

Aluko (Korea) execute stock assignment for the acquisition of Daewoo Electronic Components

To accomplish a more rapid and strategic growth, Aluko participated in investment opportunity to acquire the major stake of Daewoo Electronic components Co. Ltd. in May 2000. Through an open bidding, the consortium led by Aluko became the only preferred candidate and "Memorandum of Understanding" was signed in August by which shall form the basis for the acquisition.

On October 27,2000 Daewoo Electronic components' creditors union unanimously decided Aluko's consortium as a new owner of the company. Aluko currently has about 90% interest of the consortium . On November 1,2000 Aluko and selling party reached the definitive stock assignment for the acquisition transaction of Daewoo Electronic Components. Total purchasing price, representing the 24% stake of Daewoo Electronic Components, is 15.3 billion Korean Won or 13.5 million US Dollars and will be paid by Feb.2001.

Overview of  Daewoo Electronic Components Co.

The company is a major electronic component manufacturer in South Korea. Established in 1973 as an aluminum electronic capacitor manufacturer, the company has successfully expanded its business into a wide range of electronic components. In 1985, the company became the first South Korean domestic company to manufacture tantalum solid electrolytic capacitors. Currently, the company operates 3 production sites in South Korea and several overseas affiliates including active subsidiaries in the UK, China, Mexico and Vietnam. The company's sales revenue before consolidation amounted to KRW 262.3 billion or USD 231 million and total assets equaled KRW 284.8 billion or USD 251million as of December 31, 1999. The company has been listed on the KSE (Korean Stock Exchange) since 1989.

The company produces diversified range of electronic components for both traditional electronics industries segment and fast growing hi-tech sectors such as entertainment, information and telecommunication industries. The company has successfully developed DY, FBT and E/T in several versions for HDTVs, wide-screen, flat-surface and LCD TVs. Especially, TA, CE and HIC are core components used in high-tech communications hardware, personal computers, and automobile parts, which is predicted to grow substantially in ver near the future.

Official Name Change

Aluko's registered official name in Korea used to be Aluminum Korea. However, it has been widely called as Aluko by general public and investors. To match with the public recognition, Aluko's Board of Directors approved the change of its official company name from Aluminum Korea Co. Ltd to Aluko Co., Ltd on September 15, 2000. The company's logo that was originally designed from the letter "ALUKO " will remain unchanged.

Reverse Split of Aluko (Korea) Stock

Due to Aluko shareholders' demand, the Board of Director approved 1 for 5 reverse split. By this decision, the par value of the common stock is changed from KRW 100 to KRW 500 and the number of authorized common stock was changed from 100,000,000 shares to 20,000,000 shares and the outstanding common stocks was also changed from 63,241,500 shares to 12,648,300 shares. The reverse split was announced and became effective as of November 1, 2000. Accordingly, the number of the shares that IAT, WOS of Nicole, holds has been adjusted from 31,627,075 to 6,325,415.

Item 6.         Exhibits and Reports on Form 8-K

 (a)  Exhibits

      None

 (b)  Reports on Form 8-K

      On August 4, 2000, the company filed an 8-K to report the Agreement and Plan of Reorganization between the company and Aluko USA, Inc.

      On October 5, 2000, the company filed an amendment to the 8-K filed August 4, 2000, which included the company's financial statements relating to the Agreement and Plan of Reorganization between the company and Aluko USA, Inc. and information on Aluko Korea.


                              SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Nicole Industries, Inc.
Date: 11/19/2000                               By: /s/ Ju Young Park
     ----------                              ------------------------
                                              Ju Young Park, President

Nicole Industries, Inc.
Consolidated Balance Sheet
(Unaudited)

                              09/30/200012/31/1999
                             ----------------------
ASSETS

Cash and bank deposits         5,170,127     1,349
Marketable securities          4,221,496       -0-
Accounts and notes receivable  4,161,461       -0-
Inventories                    4,695,761       -0-
Short-term loans                 169,767       -0-
Prepaid expenses
 and other current assets      2,059,961       -0-
Investments in securities      6,011,738       -0-
Land                           1,875,338       -0-
Buildings and structures       2,886,107       -0-
Machinery and equipment        4,743,529       -0-
Transportation equipment,
 tools and furniture             234,279       -0-
Construction in-progress       3,171,265       -0-
Long-term Loan                       -0-       -0-
Other assets and deferred charges234,555       -0-
                                --------  --------
Total assets                  39,635,384     1,349
                              ==========     =====

LIABILITIES

Short-term borrowings         18,871,526       -0-
Accounts and notes payable     3,011,299       -0-
Accrued liabilities              794,357       -0-
Other current liabilities         64,420       -0-
Current portion of
 long-term debt                  445,637       -0-
Long-term debt, less
 current portion               1,760,182   40,000
Severance and retirement
 benefits                        665,865       -0-
Other liabilities              2,324,350       -0-
                                --------  --------
Total liabilities             27,937,636   40,000

Minority interest              5,778,636       -0-

STOCKHOLDER'S EQUITY

Common stock                     100,000     1,385
Capital surplus                5,696,150       -0-
Retained earnings                116,982  (40,036)
Accumulated other
 comprehensive income(loss)        5,980       -0-
                             -----------  --------
Total stockholders' equity     5,919,112  (38,651)

Total liabilities and
 stockholders' equity         39,635,384    1,349
                              ==========     =====



Nicole Industries, Inc.
Consolidated Statement of Income and Retained Earnings
(Unaudited)

                           3months ended9months ended
                              09/30/200009/30/2000
                             ----------------------

Sales                          5,753,961 5,753,961
Cost of goods                  4,335,779 4,335,779
                             ----------------------
Gross Margin                   1,418,182 1,418,182

Selling, general and
administrative expenses          793,856   803,931
                             ----------------------
Operating income                 624,325   614,250

Non-operating income
Interest income                   37,579    37,579
Realized foreign currency
translation gains                 13,297    13,297
Other                             28,188    28,188
                             ----------------------
                                  79,065    79,065

Non-operating expenses
Interest expense                 232,966   232,966
Realized foreign currency
 translation loss                 15,065    15,065
Other                             25,526    25,526
                             ----------------------
                                 273,557   273,557
                             ----------------------
Income before income taxes       429,833   419,758

Provision for income taxes        50,578    50,578
Minority Income                  212,163   212,163
                             ----------------------
Net income                       167,093   157,018
                              ==========  ========

Beginning Retained Earnings     (50,111)  (40,036)
                             ----------------------
Ending Retained Earnings         116,982   116,982



Nicole Industries, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

                          9 months ended9 months ended
                              09/30/200009/30/1999
                             ----------------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                      157,018      (20)
 Net adjustment to reconcile
 net cash used                   514,215       -0-
                             ----------------------
 NET CASH FLOWS FROM
 OPERATING ACTIVITIES            671,233      (20)

CASH FLOWS FROM INVESTING ACTIVITIES
 Organization costs            (269,392)       -0-
 Retirement of long-term
 borrowing                   (5,010,332)       -0-
                             ----------------------
 NET CASH FLOWS FROM
 INVESTING ACTIVITIES        (5,279,724)       -0-

CASH FLOWS FROM FINANCING ACTIVITIES
 ISSUE CAPITAL STOCK             282,595       -0-
 CASH OF SUBSIDIARY(7/31)      3,595,059       -0-
 New Borrowing                 5,899,615       -0-
                             ----------------------
 NET CASH FLOWS FROM
 FINANCING ACTIVITIES          9,777,269       -0-


NET INCREASE IN CASH           5,168,778      (20)

CASH AT BEGINNING OF YEAR          1,349     1,369
                             ----------------------
CASH AT ENDING OF YEAR         5,170,127     1,349



NICOLE INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Nicole Industries, Inc. was organized under the laws of the State of Nevada on January 3, 1996. The Company was incorporated primarily to engage in any lawful activity.

Principles of Consolidation


Subsidiary companies in which we directly or indirectly own more than 50% of the outstanding voting securities are generally accounted for under the consolidation method of accounting. Under this method, the subsidiary company's assets and results of operations are reflected within our Consolidated Balance Sheet and Consolidated Statements of Operations. Participation of other shareholders in the earnings or losses of a consolidated subsidiary company is reflected in the caption "Minority interest" or "Minority income" in our Consolidated financial Statements. The minority interest (balance sheet) and minority income (statement of operations) items adjust our consolidated financial statements so that they reflect only our share of the earnings or losses of the consolidated subsidiary company.
The effect of a subsidiary company's net results of operations on our net results of operations is generally the same under either the consolidation method of accounting or the equity method of accounting, because under each of these methods only our share of the earnings or losses of a subsidiary company is reflected in our net results of operations in the Consolidated Statements of Operations.

Aluminum Korea Co. Ltd. is the only subsidiary which is included in our Consolidated Financial Statements under this consolidated method of reporting.

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

On July 11, 2000, Nicole Industries, Inc, entered into an agreement and plan of reorganization. Under the agreement, it issued 93,000,000 shares of common stock to the owners of Aluko USA, Inc., a Delaware Corporation, in return for all outstanding shares of Aluko, USA, Inc. Aluko, USA, Inc. through its wholly owned subsidiary, IAT Korea, Inc. owns 50.01% of Aluko, Korea. Please see additional information in Note .

NOTE 3 RELATED PARTY TRANSACTIONS

On May 15, 1996, shares of capital stock were issued to individuals in return for services rendered. These individuals include officers of the corporation.

Beginning in 1996, the corporation issued a note payable to the President of the Corporation in the amount of $10,000 each year. The note was in payment for administrative expenses paid on behalf of the corporation by the President. This transaction was not recorded in prior years. Accordingly a prior period adjustment in the amount of $40,000 is made.

NOTE 4 INVESTMENT IN WHOLLY OWNED SUBSIDIARY

As of June 11, 2000, the corporation acquired a wholly owned subsidiary, IAT, Korea. IAT Korea owns 50.01% share in Aluko, Korea, a Korean Manufacturer of electrolytic capacitors. The investment in IAT Korea is maintained on the equity method of accounting.