Form 10KSB
period 2000-12-31
NICOLE INDUSTRIES INC
filed 2001-04-02
CIK 1086143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 12b-25

NOTIFICATION OF LATE FILING

Commission File Number: 000-27079
------------

(Check One):
[X] Form 10-KSB [ ] Form 11-K [ ] Form 20-F [ ] Form 10-Q [ ] Form N-SAR

For Period Ended: December 31, 2000
--------------------------------------------------------

[ ] Transition Report on Form 10-K
[ ] Transition Report on Form 20-F
[ ] Transition Report on Form 11-K
[ ] Transition Report on Form 10-Q
[ ] Transition Report on Form N-SAR

For the Transition Period Ended:
-----------------------------------------

Read attached instruction sheet before preparing form. Please print or type.

Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

        If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:

Not applicable
------------------------------------------------------------------------------

PART I -- REGISTRANT INFORMATION

Nicole Industries, Inc.
------------------------------------------------------------------------------
Full Name of Registrant

None
------------------------------------------------------------------------------
Former Name if Applicable

83-888 Avenue 51
-------------------------------------------------------------------------------
Address of Principal Executive Office (Street and Number)

Coachella, California 92236
------------------------------------------------------------------------------
City, State and Zip Code

PART II -- RULES 12b-25(b) AND (c)

        If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rules 12b-25(b), the following should be completed. (Check box if appropriate)

         [X]      (a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

         [X]      (b) The subject annual report, semi-annual report, transition report on Form 10-K, 20-F, 11-K, N-SAR, or portion thereof will be filed on or before the 15th calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

         [  ]     (c) The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

PART III. NARRATIVE

        State below in reasonable detail the reasons why Form 10-K, 11-K, 20-F, 10-Q, N-SAR or the transition report thereof could not be filed within the prescribed time period. (Attach extra sheets if needed).

        As a consequence of issues arising in connection with the consolidation of the operating results of Registrant and its majority owned foreign subsidiary, Registrant's Annual Report on Form 10-KSB for the period ended December 31, 2000 could not be filed within the prescribed time period without unreasonable effort and expense.

        In accordance with Rule 12(b)-25(b)(2) of the Securities Exchange Act of 1934, as amended, and pursuant to Part II(b) of this Form 12b-25, the Registrant undertakes to file its Form 10-K within fifteen (15) calendar days following the Form 10-K's prescribed due date.

PART IV. OTHER INFORMATION

     (1)         Name and telephone number of person to contact in regard to this notification.

Bruce W. McRoy-(805) 966-2440

_______________________________________________________
(Name) (Area code) (Telephone number)

        (2)          Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If the answer is no, identify report(s).

[X] Yes        [ ] No

        (3)          Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or a portion thereof?

[ ] Yes        [X] No

        If so: attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

Nicole Industries, Inc.
------------------------------------------
(Name of registrant as specified in Charter)

Has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 29, 2001
By /s/ Ju Young Park
__________________________________
Ju Young Park, President

ATTENTION

Intentional misstatements or omissions of fact constitute Federal criminal violations (see 18 U.S.C. 1001).