Form 10KSB
period 2000-12-31
NICOLE INDUSTRIES INC
filed 2001-09-19
CIK 1086143

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Nicole Industries, Inc. (Name of Small Business Issuer as specified in its charter)

NEVADA	000-27079	68-0422343
(State or other jurisdiction of organization)	SEC File Number	(I.R.S. incorporation or Employer I.D. No.)

83-888 Ave. 51
Coachella, CA 92236
(Address of Principal Executive Office)

Issuer's Telephone Number, including Area Code: (760) 398-9700

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

$0.01 par value common stock
Title of Class

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months(or for such shorter period that the registrant was required to file such Reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [_]     No [X]

     State issuer's revenues as of December 31, 2000 was $12,513,010

     The aggregate market value of the voting stock held by non-affiliates of the registrant was not determinable because the common stock does not trade on any market.

     The number of shares outstanding of the issuer’s class of common stock as of December 31, 2000 was 10,000,000.

PART I

Item 1.  Description of Business.

Business Development.

Nicole Industries, Inc. (the “Company”) was organized under the laws of the State of Nevada on January 3, 1996. The Company was incorporated to engage in any lawful activity. The Company had been seeking and investigating potential assets, property or a business to acquire since its organization. In 2000, through its reorganization activities the Company merged with Aluko USA, Inc., a Delaware Corporation (“ALUKO”, which has an operating, majority owned subsidiary, Aluko Co. Ltd, in Korea. Aluko has been a leading manufacturer of specially treated etched and formed aluminum foils, which are widely used in many electronic components.

Our executive office is currently located at 83-888 Avenue 51, Coachella, California 92236. The telephone number is (760) 398-9700. This office is actually shareholder Dempsey Mork’s office. This address will serve as our temporary executive office until a more suitable office can be located. As a result of the reorganization, Dempsey Mork, an officer and director of Magellan Capital Corporation and Asian Financial Inc, resigned and the Board of Directors elected Mr. Ju Young Park as the President and Chairman of the Board of Directors. Mr. Park has been President of Aluko since its inception in 1986.

Nicole Industries, through its operating subsidiary in Korea, has launched in the business of etched and formed aluminum foils for electronic components. Our goal is to become a premiere business portal of electronic raw materials and components in the growing world market.

The Business Activities in Overseas.

Aluko is a leading manufacturer of etched and formed aluminum foils and it is ISO9002 certified to meet the world standard. Aluminum foil is a main raw material for electrolytic capacitors that are commonly used for both industrial and household electronic devices. Aluko is a growing company in a rapidly expanding market because of the extensive usage of capacitors in broad range of electronic devices. Aluko’s main products include etched aluminum foils (cathode, anode) and formed aluminum foils. Aluko supplies its products to the world’s major electronic manufacturers such as Sanyo, Matsushita, Hitachi in Japan, Siemens, Philips, Aerovox in Europe, and Samsung, Daewoo in Korea. Aluko’s other customers are smaller electronic components manufacturers in Taiwan, China, Hong Kong, Singapore, India, etc.

Product Description.

Etched and formed aluminum foil is a key material to electrolytic capacitors. By charging and discharging electricity, the capacitor is a primary passive component in electrical circuits including resistors and inductors. In order to obtain a higher electric charge, the capacitor must have a higher capacitance, which can be established by enlarging the surface area of the electrode material. An etching process is the solution technique used to enlarge the surface area of aluminum foil. After etching has been completed, the aluminum foil surface is then laminated with a hydro-oxide layer through the forming process.

Market Forecasting.

Electrolytic capacitors account for approximately 25% of the global capacitor market. According to Yano Economic Research, the market is expected to grow approximately 8.3% annually over the next 5 years with the explosive demand of digital equipment. The aluminum foil market should show the similar growth rate as capacitor market since there are strong co-relations between two products. Total world sales of electrolytic aluminum capacitors recorded around $3.2 billion in 1999. Total world sales of cathode foils was $104 million in 1999 and that of anode foils was $1.1 billion.

Profitability & Market Environments.

Regardless of high profitability, entrance barriers to the business remain high due to the technological difficulties in the manufacturing processes. Aluko currently enjoys approximately 22.4% average gross margin rate with approximately 10% net profit while competitors reach approximately 15.8% of gross margin. Through its continuous cost-reducing measures and superior technological innovation and improvement in quality, Aluko is planning to expand its production capacity to reach 15% market share in the world within the next 3 years. In Asia, Aluko is able to maintain its competitiveness against Japanese and European counterparts through superior quality and price advantages. Chinese and Taiwanese aluminum foil makers are not expected to pose a serious threat to Aluko in terms of product quality during the next twelve months. Aluko expects to continue to gain market share from Japanese competitors.

Currently, Aluko is a major supplier of cathode foils to Japanese capacitor manufacturers. Since 1994, Sanyo has been purchasing 90% of its essential cathode foils from Aluko and Hitachi began to fill 50% of its needs from Aluko in 1996. Matsushita designated Aluko as its priority-order supplier in 1999. Elna is also increasing its volume of business with Aluko.

Philips, a Dutch multinational, has been Aluko’s customer for 10 years. Siemens in Germany and Aerovox in England use Aluko’s products after Aluko successfully passed their quality test. The U.S. market is getting more attention because high quality capacitors are in great demand for HDTV and electric hybrid vehicles. Japanese capacitor makers, such as Matsushita and Chemi-Con, have begun local production in the U.S. Aluko is planning to make further inroads into the U.S. by supplying products to Matsushita-USA.

New Demand.

Accumulated production of HDTV by 2010 is expected to be approximately 207,754,000 units according to forecasting by the American Electronics Association. Since HDTV requires 3 times more capacitors than conventional TV, the business potential for aluminum foils manufacturers is enormous. The introduction of electric and/or hybrid vehicle will further increase the demand for electrolytic capacitors. Because an electric vehicle consumes 30 times more capacitors than conventional TV sets, it is expected that the demand of aluminum foils will increase accordingly.

Investment Plan.

Aluko plans to add 23 anode foil production lines to the currently existing 4 lines in Korea by 2003. It is estimated that total investment for this expansion of production facilities will be $36 million.

Recent events.

To accomplish a more rapid and strategic growth, Aluko participated in the investment opportunity to acquire the major stake of Daewoo Electronic Components Co. Ltd. in May 2000. On November, 2000, Aluko completed final due diligence and entered definitive contracts to acquire approximately 32% interest of Daewoo Electronic Components during 2001. Aluko anticipates that the acquisition of its interest in Daewoo Electronic Components should be completed by August 31, 2001.

Overview of Daewoo Electronic Components Co.

Daewoo is a major electronic component manufacturer in Korea. Established in 1973, as an aluminum electronic capacitor manufacturer, Daewoo has successfully expanded its business into a wide range of electronic components. In 1985 Daewoo became the first domestic Korean Company to manufacture tantalum solid electrolytic capacitors. Currently, Daewoo operates 3 production sites in Korea and several overseas affiliates including subsidiaries in the UK, China, Mexico and Vietnam.

Daewoo’s sales revenue before consolidation amounted to KRW 257 billion and total assets equaled KRW 275 billion as of 31 December 2000 (USD 1.00 = KRW 1,304.60 as of June 15, 2001). Daewoo was listed on the Korean Stock Exchange in 1989.

Daewoo produces a wide range of electronic components for the industries in entertainment, information and telecommunication. Daewoo has successfully developed DY, FBT and E/T in several versions for HDTV’s, wide-screen, flat-surface and LCD TVs. Especially, TA, CE and HIC are core components used in high-tech communications hardware, personal computers, and automobile parts, which is predicted to grow substantially in the future.

Item 2.  Description of Property.

Our executive office is currently located at 83888 Avenue 51, Coachella, California 92236. The telephone number is (760) 398-9700. This office is actually shareholder Dempsey Mork’s office. This address will serve as a temporary executive office until a more suitable office can be located. This office is furnished by Mr. Mork for our use at no cost.

Nicole owns no property in the United States. But Aluko, its operating subsidiary in Korea, owns 27,000 square meters of land, plant structures, and machines at Eumsungkun Daesomyun, Daepoongri 4031 North Chungchoeng province 369-821 Korea.

Item 3.  Legal Proceedings.

None

Item 4.  Submission of matters to a vote of security holders.

None

5

Part II

ITEM 5:  Market for Common Equity and related Stockholder Matters.

Our Common Stock is traded on The Nasdaq Electronic Bulletin Board. As our stock is traded only on the Electronic Bulletin Board, there is only a limited trading market for our stock and the high and low sales prices reported on the Electronic Bulletin Board may not accurately reflect the trading market for our stock. As a result, we have omitted from this Report any table showing the reported high and low sales prices for our stock for any period.

As of July 15, 2001, there were approximately 75 stockholders of record of the Common Stock. We have never paid dividends, cash or otherwise, on our capital stock and do not anticipate paying any dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance the growth and development of our business. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

Item 6.  Management Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the consolidated financial statements of the Company and notes thereto contained elsewhere in this Report.

This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, and Section 27A of the Securities Act of 1933. The words “expects,” “anticipates,” “believes,” “intends,” “plans” and similar expressions identify forward-looking statements. In addition, any statements, which refer to expectations, projections or other characterizations of future events or circumstances, are forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Report with the Securities and Exchange Commission. These forward-looking statements are subject to risks and uncertainties, including, without limitation, those discussed in this section. Accordingly, our future results could differ materially from historical results or from those discussed or implied by these forward-looking statements.

General.

The Company had been seeking and investigating potential assets, property or a business to acquire since its organization in 1996. During July, 2000, we consolidated with Aluko USA, Inc., a Delaware corporation, which has an operating subsidiary, Aluko Co. Ltd, in Korea (“Aluko Korea”). Aluko Korea is and has been a leading manufacturer of main electronic raw materials, etched and formed aluminum foils.

Aluko Korea is expanding its business activities to engage in electronic components manufacturing by acquiring a 32% stock interest in Daewoo Electronic Components, a Korean corporation. Our goal is to become a premiere manufacturer and supplier of electronic raw materials and components through our operating subsidiaries. Through our operating subsidiaries, we will continue to seek to increase product performance and widen our distribution by developing and maintaining our marketing partners.

Aluko Korea has been investing more than 10% of its annual revenue in research and development to enhance quality improvements and to develop new products. Currently 16% of Aluko Korea’s total employees are assigned exclusively to R&D field.

We do not have any present plans to establish or expand our manufacturing or marketing activities other than through our current operating subsidiaries.

Results of Operations.

The financial statements included with this Report reflect the consolidated operations of Nicole Industries, Inc. and Aluko Korea, our indirectly owned operating subsidiary. As we had no operations during any of the fiscal years which ended on or before December 31, 1999, no year-to-year comparison is provided or would be meaningful. We do not have any present plans to establish or expand our revenue generating activities other than through our current operating subsidiaries.

Net Revenues.

From inception through July 31, 200, we had no net revenues from operations. As a result of our consolidation with Aluko Korea, for the fiscal year ended December 31, 2000, we had consolidated gross revenues from operations of $12,513,010 and consolidated net income (loss) after taxes and minority interest of ($544,347). For the fiscal year ended December 31, 1999, which year ended prior to our consolidation with Aluko Korea, our gross revenues were $0.00 and our net income (loss) was ($16).

Cost of Revenues.

For the fiscal year ended December 31, 2000, our cost of goods sold was $9,338,147 and our selling, general and administrative expenses were $1,439,723.

Non-Operating Income.

Our Non-Operating Income (Expense) consists primarily of interest income of $248,272, interest expense of $668,026, gain/loss on marketable securities of ($669,189) and unrealized foreign currency translation gains (losses) of ($571,258).

Liquidity and Capital Resources.

At December 31, 2000 we had cash and cash equivalents balances totaling $633,315, total bank and other debts amounting to $24,517,397 available for borrowing under our credit facilities.

Cash used in operating activities was $10,777,870 in fiscal 2000. In fiscal 2000, operating activities provided cash amounting to $6,898,503. Operating activities used cash in fiscal 2000 primarily as a result of significant increases in accounts receivable and inventory.

Accounts receivable, net of allowance for doubtful accounts, were $5,507,293 at December 31, 2000. Inventories were $2,583,672 at December 31, 2000.

Basis of Presentation.

The amounts set forth in the foregoing discussions of the results of operations and liquidity reflects the activities of Aluko Korea without adjustment for minority interests in Aluko Korea. We indirectly own 50.01% of the outstanding capital stock of Aluko Korea.

ITEM 7:  Financial Statements.

Audited consolidated financial statements and related documents required by this item are included in this Annual Report on Form 10-K on the pages indicated:

Report of Independent Public Accountants	F-1
Consolidated Balance Sheets
as of December 31, 2000 and 1999	F-2 to F-3
Consolidated Statements of Income for
the years ended December 31, 2000 and 1999	F-4
Consolidated Statements of Cash Flows for
the years ended December 31, 2000, and 1999	F-5 to F-6
Notes to Consolidated Financial Statements	F-7 to F-14

8

ITEM 8:  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Part III

Item 9.  Directors, Executive Officers, Promoters and Control Persons.

The following table sets forth, as of December 31, 2000, the names, ages and positions of our executive officers and directors. Their respective backgrounds are described below.

NAME	AGE	CAPACITIES
Ju Young Park	54	President, Chief Executive Officer and Director

Yong Nam Kim	43	Chief Financial Officer and Director

Min Kyung Park	26	Director

Dong Joo Chang	49	Director

NAME OF OFFICER/DIRECTOR	EMPLOYMENT HISTORY

Ju Young Park	Mr. Park was appointed as President and Chief Executive Officer in August 2000. Mr. Park is a founder of Aluko Co., Ltd., our Korean operating subsidiary. He graduated from Hanyang University in Seoul with degree in electronic engineering. He had worked for Daewoo Electronic Components Co., Ltd. for 12 years as a general manager in charge of research and technology development. Later, he founded Aluko Co., Ltd., the first and the only Company in Korea manufacturing etched and formed aluminum foil, in 1986. He has the Chief Executive Officer of Aluko since its foundation.

Yong Nam Kim	Yong Nam Kim, joined the Company as Chief Financial Officer and Director in August 2000. He began his career in Daewoo Co. Ltd in 1977 after graduating from Seoul National University, with degree in business administration. He was reassigned to Daewoo Electronics Components Co. Ltd in 1987. From January 1997 to March 2000, he served as Chief Financial Officer and Internal Auditor of Daewoo Electronic Components Co. Ltd. He is also a director of Aluko Co. Ltd.

9

Min Kyung Park	Min Kyung Park has been a director of the Company since August 2000, and also serves as an assistant planning manager of Daewoo Electronics Components. She graduated from Ewha Woman's University in Korea and studied at Oregon State University. She completed Investor Relations Specialist Training Program at Sungkyunkwan graduate school.

Dong Joo Chang	Dong Joo Chang joined the Company as a Director in August 2000. He also currently serves as Executive Managing Director of Korea Technology Investment Corporation (KTIC). KTIC is a venture capital Company with the highest brand equity value in Korea. Since its establishment in 1986, KTIC has developed into a prominent force in the private equities market in Korea, with total funds of Korean Won 600 billion under management. Mr. Chang, as a key member of KTIC, incorporated it, took it public and supported 450 start-up ventures and contributed to the improvements of the Korean venture capital industry. From April 1981 to December 1986, he served as chief analyst and manager of Korea Technology Banking Corporation, which was a government-run venture capital Company of Korea. Mr. Chang earned his MBA from Seoul National University.

Section 16 (a) Beneficial Ownership Reporting Compliance

     Section 16 (a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors and executive officers and persons who own more than 10% of the Company’s common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership in our common stock. Officers, directors and beneficial owners of more than 10% of the Company’s common stock are required by the Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16 (a) forms that they file.

     Based solely on a review of the copies of such reports furnished to the Company, or written representation that no such reports were required, the Company believes that for the fiscal year ended December 31, 2000, all of the Company’s officers, directors and greater than 10% beneficial owners, complied with all Section 16 (a) filing requirements applicable to them.

ITEM 10:  EXECUTIVE COMPENSATION.

Summary Compensation Table

     The Company currently is not paying any cash compensation to any of Executive Officers and did not pay any cash compensation to any of its Executive Officers during or with respect to the fiscal year ended December 31, 2000.

Employment Agreements

     The Company has entered into written Employment Agreements with Mr. Park, its President and Chief Executive Officer. The principal terms of such Employment Agreement are as follows.

•	The term of the Employment Agreement is one and 5/12 years beginning August 1, 2000, and ending December 31, 2001.

•	During the period through June 30, 2001, the Company will not pay or accrue any cash compensation to Mr. Park for his performance of services under the Agreement. Prior to December 31, 2001, the Company and Mr. Park will agree on the amount of the cash compensation payable to him for his performance of services during the remaining term of the Agreement.

•	The Company will annually review Mr. Park's performance and determine whether or not he is entitled to receive an increase in salary for the following year as well as a cash bonus for performance during the previous year;

•	Mr. Park is entitled to participate in the Company's fringe benefit and employee benefit programs as the Company may establish from time to time. As June 15, 2001, the Company had not established any fringe benefit or employee benefit plans.

•	The Company may terminate the Employment Agreement only for cause upon 30 days written notice.

Stock Incentive Plans

     The Company has not adopted any stock option or stock incentive plans.

Employee Pension, Profit Sharing or Other Retirement Plans

     The Company has not adopted any employee pension, profit sharing or other retirement plans

Compensation of Directors

     At present the Company does not pay its directors for attending meetings of the Board of Directors, although the Company expects to adopt a director compensation policy in the future. The Company has no standard arrangement pursuant to which directors of the Company are compensated for any services provided as a director or for committee participation or special assignments.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table indicates the share ownership of the Company’s common stock, as of June 15, 2001, of persons owning five percent or more, directors and executive officers based on information provided by these individuals and all directors and executive officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Aluko Capital Fund LLC(2)	8,446,667	84.47%
c/o Reicker Pfau Pyle McRoy & Herman
1421 State St, Suite B
Santa Barbara, CA 93101

SPA International LLC(3)	353,333	3.53%
c/o Reicker Pfau Pyle McRoy & Herman
1421 State St, Suite B
Santa Barbara, CA 93101

T. S. Lee	500,000	5.00%
2850 Riverside Drive
Suite 409
Los Angeles, CA 90039

All executive officers and directors as	8,446,667	84.47%
a group(4)(4)

(1)	Ownership percentage is calculated on 10,000,000 shares of common stock. The foregoing numbers reflect the one-for-ten (1:10) reverse stock split, which was effective as of November 27, 2000.

(2)	Ju Young Park and Aluko Co., Ltd are the beneficial owners of Aluko Capital Fund LLC.

(3)	All equity interests in SPA International LLC are owned by Mr. Ju Young Parks’ wife and Mr. Park therefore may be considered the beneficial owner of SPA International and the shares of common stock of the Company owned by SPA International. Mr. Park disclaims all beneficial interest in SPA International and any of the shares of common stock of the Company owned by SPA International. No other officer and director of the Company have any beneficial interest in SPA International.

(4)	None of the Officers, Directors or existing shareholders have the right to acquire any amount of the shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations.

All shareholders have sole voting and investment power.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Merger with Aluko USA Inc. Pursuant to the Agreement and Plan of Reorganization between the Company and Aluko USA, Inc. dated July 21, 2000, the Company issued to Aluko USA a total of 9,300,000 shares of its common stock in exchange for Aluko’s issuance to the Company of 5.25 shares of Aluko USA’s common stock. Subsequent to the closing under the Reorganization Agreement and as part of the transactions contemplated in such Agreement, Aluko USA was merged into the Company on September 14, 2000. In connection with the merger, the shares of common stock of Aluko USA owned by the Company were cancelled and the shares of common stock of Aluko USA owned by persons other than the Company were converted into a total of 9,300,000 shares of common stock of the Company. Aluko Capital Fund LLC and SPA International LLC owned all of the shares of common stock of Aluko USA immediately prior to the merger and, by reason of the merger, acquired their stock interests in the Company. Mr. Park is the beneficial owner of the equity interests in Aluko Capital Fund LLC and Ms. Shin is the beneficial owner of the equity interests in SPA International LLC. (All of the foregoing numbers of shares of common stock of the Company reflect the 1:10 reverse stock split effective November 27, 2000.)

     Late Filing of Annual Report. The Company’s fiscal year ended on December 31, 2000. The Company was required to file its Annual Report on Form 10-KSB on or before March 31, 2001. The Company timely filed a Notification of Late Filing on Form 12b-25 and stated that it would not be able to file its Annual Report on Form 10-KSB on or before March 31 and that it would undertake to file the Annual Report within fifteen days after the due date. Because of difficulties in preparing the consolidated financial statements for the Company and its majority owned operating subsidiary, Aluko Co. Ltd, a Korean corporation, the Company was not able to complete and file its Annual Report on Form 10-KSB within such 15-day period. The difficulties that the Company encountered in connection with the preparation of such consolidated financial statements could not be eliminated without unreasonable effort or expense. The difficulties arose primarily because the Company ‘s fiscal year ended on December 31, 2000 while Aluko’s fiscal year ended on June 30, 2000. Because of the difference in the fiscal year ends, the consolidation was unduly complicated. In addition, the Company encountered unanticipated difficulties relating to the coordination of U.S. generally accepted accounting principles (applicable to the Company) and Korean generally accepted accounting principles (applicable to Aluko).

     Late Filing of Quarterly Report. The Company was required to file its Quarterly Reports on Form 10-QSB for the fiscal quarters ended March 31, 2001 on or before May 15, 2001 and for the fiscal quarter ended June 30, 2001, on or before August 14, 2001. The Company timely filed a Notification of Late Filing on Form 12b-25 and stated that it would not be able to file the Quarterly Report on or before May 15 and that it would undertake to file the Report within five days after the due date. Because of the difficulties encountered in preparing the consolidated financial statements for the Company and its majority owned operating subsidiary, Aluko Co. Ltd, a Korean corporation, for the Annual Report on Form 10-KSB, the Company was not able to complete and file its Quarterly Report within such 5-day period. The Company undertakes to file the Quarterly Reports and the consolidated financial statements as quickly as possible.

Because the Company has not timely filed its Quarterly Reports on Form 10-QSB, the Company’s shareholders may not publicly resell shares of the Company’s capital stock pursuant to Rule 144.

ITEM 13:  EXHIBITS AND REPORTS ON FORM 8-K.

     EXHIBITS

The following Exhibits are filed as part of this Report pursuant to Item 601 of Regulation S-B:

Exhibit No.	Description

2	Plan of Acquisition and Reorganization

2.1	Agreement and Plan of Reorganization dated July 21, 2000, between Nicole Industries, Inc. and Aluko USA, Inc. *

2.2	Articles of Merger between Nicole Industries, Inc. and Aluko USA, Inc. as filed September 14, 2000 *

3	Charter Documents

3.1	Articles of Incorporation as filed January 3, 1996 (1)

3.2	Articles of Amendment of Articles of Incorporation as filed October 22, 1998 (1)

3.3	Certificate of Amendment of Articles of Incorporation as filed November 27, 2000 *

3.4	Bylaws (1)

4	Instruments defining rights of holders

4.1	Form of Common Stock Certificate *

10	Material Contracts

10.1	Employment Agreement with Mr. Ju Young Park dated August 1, 2000 *

10.2	Employee Creation Assignment, License and Non-Disclosure Agreement with Mr. Ju Young Park*

23	Consents of Experts and Counsel

23.1	Consent of David Winings *

27	Financial Data Schedule

*	Filed herewith
(1)	Incorporated by reference to Form 10SB-12G filed by the Company on August 18, 1999.

REPORTS ON FORM 8-K

•	The Company filed a Periodic Report on Form 8-K on October 4, 2000, to file the Company's audited financial statements for the period ended July 31, 2000, which reflect the effect of the merger between the Company and Aluko USA, Inc., which was effective July 21, 2000.

•	The Company filed a Periodic Report on Form 8-K on January 3, 2001, regarding the one-for-ten (1:10) reverse stock split which was effective as of November 27, 2000.

•	The Company filed a Periodic Report on Form 8-K on April 12, 2001, regarding the Company's late filing of its Annual Report on Form 10-KSB.

13

SIGNATURES:

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 3rd day of September 2001.

NICOLE INDUSTRIES, INC. By: /s/ Ju Young Park —————————————— Ju Young Park President, Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE
/s/ Ju Young Park Ju Young Park	President, Chief Executive Officer and Director	September 3, 2001

/s/ Yong Nam Kim Yong Nam Kim	Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	September 3, 2001

/s/ Min Kyung Park Min Kyung Park	Director	September 3, 2001

/s/ Dong Joo Chang Dong Joo Chang	Director	September 3, 2001

14

EXHIBIT INDEX

Exhibit No.	Description

2	Plan of Acquisition and Reorganization

2.1	Agreement and Plan of Reorganization dated July 21, 2000, between Nicole Industries, Inc. and Aluko USA, Inc. *

2.2	Articles of Merger between Nicole Industries, Inc. and Aluko USA, Inc. as filed September 14, 2000 *

3	Charter Documents

3.1	Articles of Incorporation as filed January 3, 1996 (1)

3.2	Articles of Amendment of Articles of Incorporation as filed October 22, 1998 (1)

3.3	Certificate of Amendment of Articles of Incorporation as filed November 27, 2000 *

3.4	Bylaws (1)

4	Instruments defining rights of holders

4.1	Form of Common Stock Certificate *

10	Material Contracts

10.1	Employment Agreement with Mr. Ju Young Park dated August 1, 2000 *

10.2	Employee Creation Assignment, License and Non-Disclosure Agreement with Mr. Ju Young Park*

23	Consents of Experts and Counsel

23.1	Consent of David Winings *

27	Financial Data Schedule

*	Filed herewith
(1)	Incorporated by reference to Form 10SB-12G filed by the Company on August 18, 1999.

15

To the Board of Directors
Nicole Industries, Inc.

I have audited the accompanying balance sheets of Nicole Industries, Inc. (a Nevada Corporation) as of December 31, 2000 and December 31, 1999 and the related statements of income and retained earnings, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nicole Industries, Inc as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the periods ended in conformity with generally accepted accounting principles.

David M. WiningsPalm
Desert, California
September 2, 2001

F-1

NICOLE INDUSTRIES, INC. Consolidated Balance Sheets December 31, 2000 and 1999

	2000	1999
ASSETS
Current Assets
Cash and cash equivalents	$ 633,315	$ 1,349
Short-term financial instruments	1,868,657
Marketable Securities (Note 2)	3,059,605
Accounts and Notes Receivable - Net
Trade	5,068,871
Other	438,422
Inventories (Note 3)	2,583,672
Short-term loans	166,143
Prepayments	5,975,648
Prepaid expenses and other current assets	364,001	—

Total Current Assets	20,158,334	1,349

Property and Equipment
Land	1,659,920
Building	3,651,529
Machinery and Equipment	10,547,381
Transportation Equipment, tools and furniture	676,189
Construction in progress	4,315,060	—

	20,850,079	—
Less Accumulated Depreciation	(8,179,563)	—

Total Property and Equipment	12,670,516	—

Other Assets
Investments in Securities (Note 4)	5,038,996
Long-term Financial Instruments	146,200
Intangible Assets - Net	67,105
Guarantee Deposits	147,528	—

Total Other Assets	5,399,829	—

Total Assets	$ 38,228,679	$ 1,349

The accompanying notes are an integral part of these financial statements. F-2

NICOLE INDUSTRIES, INC. Consolidated Balance Sheets December 31, 2000 and 1999

	2000	1999
LIABILITIES AND OWNERS EQUITY
Current Liabilities
Short-term borrowings	$ 19,133,369	$ --
Accounts and notes payable
Trade	2,419,809	—
Other	1,499,249	—
Accrued liabilities	493,297	—
Current portion of long-term debt	971,673	—

Total Current Liabilities	24,517,397	—
Long term liabilities
Long-term debt, less current portion	987,598	40,000
Convertible bonds
Severance and retirement benefits	414,825	—
Deferred income tax liabilities	2,123,559	—
Other liabilities	7,938	—

Total Long term liabilities	3,533,920	40,000

Total Liabilities	28,051,317	40,000
Minority Interest	5,221,069	—
Stockholders' Equity
Common stock, par value W500 (W100 par value in 1999);
Authorized 20,000,000 shares (100,000,000 shares in 1999)
Issued and outstanding - 12,648,300 shares	100,000	1,385
Paid in capital in excess of par	5,468,241	—
Retained Earnings
Appropriated
Unappropriated	38,538	(40,036)
Capital Adjustment Accounts
Treasury stock	(791)	—
Valuation gain in investment securities	(21,671)	—
Valuation loss in investment securities	—	—

Total Capital Adjustment Accounts	(22,462)	—
Total Stockholders' Equity	5,584,317	(38,651)
Accumulated Other Comprehensive Income	(628,024)	—
Total Liabilities and Stockholders' Equity	$ 38,228,679	$ 1,349

The accompanying notes are an integral part of these financial statements. F-3

NICOLE INDUSTRIES, INC. Statements of Income For the Years Ended December 31, 2000 and 1999

	2000	1999
Sales	$ 12,513,010	$ --
Costs of Goods Sold	9,338,147	—

Gross Profit	3,174,863	—
Selling, general and administrative expenses	1,439,723	16

Income from operations	1,735,140	(16)
Non-Operating Income (Expense)
Interest income	248,272
Interest expense	(668,026)
Realized foreign exchange losses, net	6,898
Unrealized foreign currency translation gains, net	(571,258)
Valuation gain in marketable securities	44,727
Gain/(Loss) on disposal of marketable securities	(669,189)
Valuation loss in inventories	(71,961)
Other income, net	34,759	—

Total Non-Operating Income (Expense)	(1,645,778)	—
Ordinary Income	89,362	(16)
Extraordinary income (expenses)	—	—
Income before Income Taxes	89,362	(16)
Income taxes (Note 2 and 13)	272,479	—

Income before Minority Interests	(183,117)	(16)
Minority Income	361,230	—

Net Income	$ (544,347)	$(16)

The accompanying notes are an integral part of these financial statements. F-4

NICOLE INDUSTRIES, INC. Consolidated Statement of Cash Flows December 31, 2000 and 1999

	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/(Loss)	$ 78,574	$(10,000)
Adjustments to reconcile net income to net cash
cash provided(used) by operations
Depreciation	662,304	—
(Increase)/Decrease in:
Accounts Receivable - Trade	(5,068,871)	—
Accounts Receivable - Other	(438,422)	—
Inventories	(2,583,672)	—
Prepayments	(5,975,648)	—
Prepaid expenses and other
current assets	(364,001)	—
Guarantee Deposits	(147,528)	—
Increase/(Decrease) in:
Accounts Payable - Trade	2,419,809	—
Accounts Payable - Other	1,499,249	—
Accrued Liabilities	493,297	—
Severance and retirement benefits - net	414,825	—
Deferred income tax liabilities	2,123,559	—
Other Liabilities	7,938	10,000

Net Cash Provided/(Used) by Operating Activities	(6,878,587)	—
Cash Flows from Investing Activities
Investments in Short-term financial instruments	1,868,657	—
Investments in Marketable Securities	3,059,605	—
Investements in Short-term Loans	166,143	—
Investment in Land	1,659,920	—
Investments in Buildings	3,651,529	—
Investments in Machinery and Equipment	10,547,381	—
Investments in Equipment, tools and furniture	676,189	—
Investment in Construction in progress	4,315,060	—
Investment in Accum Depreciation	(7,517,259)	—
Investments in Securities	5,038,996	—
Investments in Long-term Financial Instruments	146,200	—
Treasury stock	791	—
Valuation loss	21,671	—
Investments in Intangible Assets - Net	67,105	—

The accompanying notes are an integral part of these financial statements. F-5

NICOLE INDUSTRIES, INC. Consolidated Statement of Cash Flows December 31, 2000 and 1999

	2000	1999
Net Cash (Provided)/Used by Financing Activites	23,701,988	—
Cash Flows from Financing Activities
Short-term borrowings	19,133,369	—
New Borrowings - Short term debt	971,673	—
New Borrowings - Long term debt	947,598	—
Common Stock Issued	98,615	—
Accumulated Other Comprehensive Income	(628,024)	—
Minority Interest	5,221,069	—
Paid in Capital	5,468,241	—

Net Cash Provided/(Used) by Financing Activities	31,212,541	—

Net Increase/(Decrease) in Cash	631,966	—
Cash, Beginning of Year	1,349	1,349

Cash, End of Year	$ 633,315	$ 1,349

The accompanying notes are an integral part of these financial statements. F-6

NICOLE INDUSTRIES, INC. NOTES TO FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Nicole Industries, Inc.

Nicole Industries, Inc. was organized under the laws of the State of Nevada on January 3, 1996. The Company was incorporated primarily to engage in any lawful activity.

On July 11, 2000, Nicole Industries, Inc, entered into an agreement and plan of reorganization. Under the agreement, it issued 93,000,000 shares of common stock to the owners of Aluko USA, Inc., a Delaware Corporation, in return for all outstanding shares of Aluko, USA, Inc. Aluko, USA, Inc. through its wholly owned subsidiary, IAT Korea, Inc. owns 50.01% of Aluko Co., Ltd. Aluko Co., Ltd.'s primary business is to manufacture aluminum etching foil. In September 2000, Aluko USA, Inc. was merged with and into Nicole Industries, Inc. with Nicole Industries, Inc. being the surviving corporation.

Subsidiaries

I.A.T., Co., Ltd.

I.A.T., Co., Ltd. was incorporated on July 27, 2000 in accordance with the laws of the Republic of Korea. I.A.T.'s primary business is to invest in securities. Nicole Industries, Inc. owns 100% of the outstanding shares of the Company.

Aluko Co., Ltd.

Aluko Co., Ltd was originally formed as Aluminum Korea Technique Co., Ltd. ("Aluko Korea") and was incorporated in 1989 in accordance with the laws of the Republic of Korea. Aluko Korea's shares are listed on the KOSDAQ market (over-the-counter market). Aluko Korea's primary business is to manufacture aluminum etching foil.

I.A.T., Co., Ltd owns 50.01% shares of Aluko Korea as of December 31, 2000.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed by the Company and its subsidiaries in the preparation of financial statements are summarized below:

Principles of Consolidation

The consolidated financial statements include the accounts of Nicole Industries, Inc and its controlled subsidiary companies. Investments in business entities in which the Company holds more than a 20% investment are accounted for by the equity method.

Basis of Translation Financial Statements

The financial data of the Company's Korean subsidiaries are maintained in Korean won, the currency of Korea, are translated to U.S. dollars at the year-end exchange rate. The exchange rate at December 31, 2000 was 1259.7 won to U.S. $1.

Marketable Securities

Marketable securities are stated at cost as determined by the moving average method. If market value differs from acquisition cost, marketable securities are recorded at market value.

Allowance for Doubtful Accounts

The Company and its subsidiaries provide an allowance for doubtful accounts to cover estimated losses that may arise from non-collection of its receivables. The estimate of losses is based on a review of the aging and current status of the outstanding receivables.

Inventories

Inventories are stated at the lower of cost or net realizable value; with cost being determined on the first-in first-out method, except for in-transit items, which are stated at actual cost and net realizable value being determined based on the estimated selling price, less estimated completion and selling costs.

Investments

Investments in equity securities are valued at total average cost. If the market value of listed equity securities differs from book value, the investment is adjusted to market, and the valuation gains (losses) are credited (charged) to the capital adjustment account within stockholders' equity. Investments in unlisted companies are carried at cost without providing for valuation loss reserves even when the Company's share in the underlying net worth of the investee has declined below the Company's average cost per share, except that if the decline is significant and is not expected to recover, the investment is adjusted to net book value and the related loss is charged to current operations.

Property, Plant and Equipment

Property, plant and equipment are valued at cost.

F-7

Improvements that significantly extend the life of an asset or add to its productive capacity are capitalized. Expenditures for maintenance and repairs are charged to current operations as incurred. Depreciation is computed on the straight-line method over the estimated useful lives of the related depreciable assets.

Intangible Assets

Research and development expenditures and organization costs are deferred and are amortized over five years.

Accrued Severance Liability

All employees of the Company's Korean subsidiaries with one or more years of service are entitled to lump sum severance payments upon termination, based on the Company and its Subsidiaries' policies. The accrual for severance indemnities approximates the amount required if all employees were to terminate at the balance sheet date.

Aluko Korea has transferred a portion of its accrued severance indemnities in cash to the national pension fund in accordance with the previous National Pension Law of Korea and the national pension is recorded as deduction from accrued severance indemnities.

Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred assets and liabilities are adjusted for the effects changes in tax laws are rates on the date of enactment.

Restricted Deposits

Aluko Korea has placed restricted deposits as of December 31, 2000.

NOTE 2 — MARKETABLE SECURITIES

Marketable securities were recorded at a market value of $3,059,605 and the cost was $3,996,190. F-8

NOTE 3 — INVENTORIES

Inventories at December 31, 2000 consisted of the following:

Finished goods	$1,749,935
Work in-process	9,381
Raw materials	543,447
Inventory in-transit	280,909

$2,583,672

NOTE 4 — INVESTMENTS

At December 31, 2000, investments consisted of the following

Company	Ownership%	Acquisition Cost	Market value	Book Value

Hankang Restructuring Fund	0.04	$ 206,114	$ 90,881	$ 90,881
Korea Technology Investment Corp	5.00	396,920	533,939	396,920
Onse Telecom Corp	0.04	70,493	37,684	70,493
Hangaram consulting	3.45	158,768	158,768	158,768
Korpa Co., Ltd.	4.77	158,768	87,255	158,768
IAT USA		193,967	193,967	193,967
Convertible bonds		3,969,199	3,969,199	3,969,199

Subtotal		$5,154,229	$5,071,692	$5,038,996

The market value of the Hankang Restructuring Fund differed from book value and the investment was adjusted to market, and the valuation losses of $115,232 were charged to the capital adjustment account within the stockholders’ equity.

NOTE 5 — CONVERTIBLE BOND

On July 9, 1999, Aluko Korea issued the 7th series convertible bonds to the Hankang Restructuring Fund as follows

Original amount issued	$317,536
Effective interest if not converted	8.0
Period of conversion	July 10, 2000
Maturity date	December 31,
Conversion price per share of common stock	$.9923

The above convertible bonds were included in the current portion of long-term debt account at December 31, 2000. F-9

NOTE 6 — LONG TERM DEBT

At December 31, 2000, Aluko Korea’s long-term debt consists of the following:

	U.S dollars (Note1)	Annual Interest rates (%)
Foreign currency debt:
Korean banks	$ 617,577	Libor+2.0
Local currency debt:
Korean banks	938,483	6.0-8.5
Aluko USA	5,468,241

	5,789,147
Less current portion	(616,692)
	$ 6,405,839

The repayments of short-term borrowings and long-term debt as of December 31, 2000, were guaranteed in the amounts of $4,346,273 thousand and $354,000 by Korea Exchange Bank and two other local banks. As security for the long-term debt and short-term borrowings, Aluko Korea mortgaged/pledged the following assets as of December 31, 2000:

Account
Short-term instruments	$ 840,943
Marketable securities	3,040,553
Land	1,659,920
Building	1,846,414
Machinery	1,179,076

8,566,906

NOTE 7 — CONTINGENCIES

At December 31, 2000, Aluko Korea provided 3 blank checks and 6 promissory notes as additional security for its indebtedness.

NOTE 8 — INCOME TAXES

Aluko Korea and I.A.T., Inc. are subject to corporate income tax, including resident surtax, at the aggregate rates of 17.6% on taxable income up to $79,383 and 30.8% on taxable income over $79,383.

Net deferred income taxes of Aluko Korea and I.A.T., Inc. as of December 31, 2000 is zero because those are estimated to be unrealized.

A reconciliation between income before income taxes for financial reporting purposes and taxable income for tax reporting purposes of the Subsidiaries for the six-month ended December 31, 2000, is summarized as follows:

F-10

Income before income taxes for financial
reporting purposes of Subsidiary	$ 1,006,077
Permanent differences:
Deemed interest on investments	131,569
Entertainment expenses	2,978
Unrealized loss on investments	(43,333)
Others	(17,594)
Temporary differences:
Accrued income receivable	(371,761)
Severance and retirement benefits	61,500
Unrealized loss on investments	43,333
Reserve for small and medium sized
business investment	46,307
Valuation loss on inventory	24,613
Unrealized gain on marketable securities	(44,726)

Taxable income for tax reporting purposes	$ 838,963

Income tax expense and the effective tax rate for the six-month ended December 31, 2000 are as follows:

Income taxes for tax reporting purposes	$ 198,338
Increase in deferred tax liabilities	74,141

Income tax expense for the six-month
Ended December 31, 2000	$ 272,479

Income before income taxes for financial
reporting purposes of Subsidiary	$1,006,077

F-11

NOTE 9 — LOSSES PER SHARE

The Company’s losses per share for the six-month ended December 31, 2000 were computed as follows:

Net loss	$ (544,347)
Average number of shares of common
stock outstanding during the six-month	93,000,000
Losses per share	0.0058

NOTE 10 -- ACQUISITION OF COMMON STOCK OF DAEWOO ELECTRONIC COMPONENT CO., LTD.

On November 1, 2000, Aluko Korea entered into the agreement for the acquisition of 2,265,882 shares (ownership: 90%, acquisition cost : $12,217,195) of outstanding common stock of Daewoo Electronic Component Co., Ltd, a corporation organized under the laws of the Republic of Korea, associating with Korea Technology Investment (ownership : 10%). 40% of aggregate payments were paid during the period and future payments payable under the agreement are W 9,234 million at December 31, 2000. The assets, liabilities and revenues of Daewoo Electronic Component Co., Ltd. are not included in these financial statements as Aluko Korea had not acquired a stock interest in Daewoo Electronic on or before December 31, 2000.

NOTE 11 — CONSOLIDATED STATEMENT OF CASH FLOWS

The significant items of non-cash transaction are as follows;

Valuation loss of investment securities
(Capital adjustment accounts)	$ 43,333
Reclassify long-term debts to current portion	941,407

NOTE 12 -- THE METHOD APPLIED IN ELIMINATING A CONTROLLING COMPANY'S INVESTMENT AGAINST A SUBSIDIARY COMPANY'S STOCKHOLDERS' EQUITY

The Company eliminated investment against stockholders’ equity of the Subsidiary at the date of consolidation, July 1, 2000, which was regarded as the acquisition date of the capital stock. And there were no difference between investments and corresponding stockholders’ equity.

F-12

As described Note 2, the Subsidiary recorded the effect of deferred income tax credits in the financial statements. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. Significant changes in cumulative temporary differences for the six-month ended 31, 2000 are as follows:

	Korean won In thousands
Temporary differences	Beginning balances	Net increase (Net decrease)	Ending balances

Accrued income receivable	$ (104,278)	$ (371,761)	$ (476,039)
Severance and retirement benefits	312,339	61,500	373,839
Investments in securities	43,333	43,333
Valuation loss on marketable
securities	260,389	(44,727)	215,662
Deferred unrealized foreign
currency
Translation losses	(13,084)	(13,084)
Reserve for small and medium sized
business investment	(1,190,760)	46,307	(1,144,453)
Gain on valuation of treasury
stock	(5,870,912)	(5,870,912)
Valuation loss on inventory	24,613	24,613
Reserve for overseas market
development	(47,630)	(47,630)

	(6,653,936)	(240,735)	(6,894,671)
Tax rate	30.8%	30.8%	30.8%

Deferred income tax liabilities	$ 2,049,412	$ 74,146	$ 2,123,559

F-13