Form 10QSB
period 2001-03-31
NICOLE INDUSTRIES INC
filed 2001-10-29
CIK 1086143

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 2001.

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________________
                            TO ____________________.


                             Nicole Industries, Inc.
           (Name of Small Business Issuer as specified in its charter)


          NEVADA                      000-27079               68-0422343
(State or other jurisdiction         of SEC File       (I.R.S. incorporation or
     organization)                      Number             Employer I.D. No.)

                                 83-888 Ave. 51
                               Coachella, CA 92236
                     (Address of Principal Executive Office)


         Issuer's Telephone Number, including Area Code: (760) 398-9700

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.

                                    Yes X   No

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                Common Stock $0.01 par value          10,000,000



No Exhibits Included.

PART I

Item 1. Financial Statements

The condensed consolidated financial statements of Nicole Industries, Inc. included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Nicole Industries, Inc.'s management believes that the disclosures are adequate to make the information presented not misleading. Registrant has caused the interim financial statements included with this Report to be reviewed by its independent certified public accountants. The condensed financial statements for the three months ended March 31, 2001 should be read in conjunction with the financial statements and notes thereto included in this report and Nicole Industries, Inc.'s Form 10-KSB with attached financials of December 31, 2000.

The condensed financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation. The results for the interim period are not necessarily indicative of trends or results to be expected for a full year.

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, and Section 27A of the Securities Act of 1933. The words "expects," "anticipates," "believes," "intends," "plans" and similar expressions identify forward-looking statements. In addition, any statements, which refer to expectations, projections or other characterizations of future events or circumstances, are forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Report with the Securities and Exchange Commission. These forward-looking statements are subject to risks and uncertainties, including, without limitation, those discussed in this section. Accordingly, our future results could differ materially from historical results or from those discussed or implied by these forward-looking statements.

General.

The Company had been seeking and investigating potential assets, property or a business to acquire since its organization in 1996. During July 2000, we consolidated with Aluko USA, Inc., a Delaware Corporation, which has an operating subsidiary, Aluko Co. Ltd, in Korea ("Aluko Korea"). Aluko Korea is and has been a leading manufacturer of main electronic raw materials, etched and formed aluminum foils.

Aluko Korea is expanding its business activities to engage in electronic components manufacturing by acquiring a 32% stock interest in Daewoo Electronic Components, a Korean corporation. Our goal is to become a premiere manufacturer and supplier of electronic raw materials and components through our operating subsidiaries. Through our operating subsidiaries, we will continue to seek to increase product performance and widen our distribution by developing and maintaining our marketing partners. Aluko Korea has been investing more than 10% of its annual revenue in research and development to enhance quality improvements and to develop new products. Currently 16% of Aluko Korea's total employees are assigned exclusively to R&D field.

We do not have any present plans to establish or expand our manufacturing or marketing activities other than through our current operating subsidiaries.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            None

        (b) Reports on Form 8-K

       On January 3, 2001, registrant filed an 8-K Report to a 1-for-10 reverse stock split effective November 27, 2000, and the increase in the authorized number of shares of its capital stock to a total of 30,000,000 shares, consisting of 25,000,000 shares of common stock and 5,000,000 shares of undesignated preferred stock.

       On April 16, 2001, registrant filed an 8-K Report in which it described the reasons for its late filing of its Annual Report on Form 10-KSB for its fiscal year ended December 31, 2000.

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  Nicole Industries, Inc.
Date: 10/13/2001                                  By: /s/ Ju Young Park
                                                  ------------------------
                                                  Ju Young Park, President

NICOLE INDUSTRIES INC
CONSOLIDATED BALANCE SHEETS
March 31, 2001 and 2000


Assets                                                            2001      2000

Current assets:

Cash and cash equivalents                                  $   743,179    $1,349
Short-term financial instruments                             1,048,161         0
Marketable securities                                        3,034,046         0
Accounts and notes receivable - net :
      Trade                                                  2,769,325         0
      Other                                                    379,453         0
Inventories                                                  4,617,255         0
Short-term loans                                               157,599         0
Prepayments                                                  5,549,022         0
Prepaid expenses and other current assets                      432,062         0
                                                           -----------    ------
Total current assets                                        25,130,101     1,349

Non current assets
Investments in securities                                    4,970,438         0
Long-term financial instruments                                951,333         0
Guarantee deposits                                             194,373         0
Property, plant and equipment:
      Land                                                   1,574,550         0
      Buildings and structures                               3,463,728         0
      Machinery and equipment                               10,133,474         0
      Transportation equipment, tools and furniture            633,135         0
Construction in-progress                                     4,119,191         0
                                                           -----------    ------
                                                            19,924,078         0
                                                           -----------    ------
Less accumulated depreciation                                8,037,675         0
Property, plant and equipment, net                          11,886,404         0
Intangible assets - net                                        161,246         0

Total noncurrent assets                                     18,163,794         0
                                                           -----------    ------
Total assets                                               $43,293,894    $1,349
                                                           -----------    ------

(Continued)

See accompanying notes.

NICOLE INDUSTRIES INC
CONSOLIDATED BALANCE SHEETS
March 31, 2001 and 2000

Liabilities and Stockholders' Equity                            2001        2000

Current liabilities:
Short-term borrowings                                   $18,237,488    $      0
Accounts and notes payable:
      Trade                                               2,059,241           0
      Other                                               1,125,542           0
Accrued liabilities and other                             1,865,436           0
Current portion of long-term debt-net                       188,460           0
                                                        -----------    --------
Total current liabilities                                23,476,168           0

Long-term debt, less current portion                      7,111,014      50,000
Convertible bonds                                           342,863           0
Severance and retirement benefits-net                       475,208           0
Deferred income tax liabilities                           1,944,014           0
Other liabilities                                             7,530           0
                                                        -----------    --------
Total liabilities                                        33,356,796      50,000

Minority Interest                                         5,102,634           0

Stockholders' equity:
Common stock W500 par value (W100 par value in 1999);
Authorized - 20,000,000 shares (100,000,000 shares
     in 1999)
Issued and outstanding - 12,648,300 shares
(63,241,500 shares in 1999)                                 100,000       1,385
Capital surplus                                           4,883,858
Retained
earnings:
Appropriated
Unappropriated                                               11,485     (50,036)
Capital adjustment accounts:
Treasury stock                                                 (751)

Valuation gain in investments securities
Valuation loss in investments securities                    (20,556)    (21,307)
                                                        -----------    --------
Total stockholders' equity                                4,974,036     (48,651)

Accumulated Other Comprehensive
      Inco                                                 (139,572)          0
                                                        -----------    --------
Total liabilities and stockholders'
      Equity                                            $43,293,894    $  1,349
                                                        -----------    --------

See accompanying notes.

NICOLE INDUSTRIES INC
STATEMENTS OF INCOME
For the three months ended March 31, 2001 and 2000
                                                         3 Months      3 Months
                                                           ended         ended
                                                         3.31.2001     3.31.2000

Sales                                                   $4,006,559           $0

Costs and expenses:
  Costs of sales                                         3,224,545            0
  Selling, general and administrative expenses             302,925       10,000
                                                       -----------    ---------
                                                         3,527,471       10,000

Operating income                                           479,088      (10,000)

Non-operating income (expense):
  Interest income                                          252,727
  Interest expense                                        (526,934)
  Realized foreign exchange losses, net                     (8,020)
  Unrealized foreign currency translation gains, net       (66,697)
  Valuation gain in marketable securities                  132,484
  Gain (Loss) on disposal of marketable securities        (244,485)
  Valuation loss in inventories                                  0
  Other, net                                                19,926            0
                                                       -----------    ---------
                                                          (440,999)
Ordinary income                                             38,089      (10,000)

Extraordinary income (expense):                               --           --

Income before income taxes                                  38,089            0

Income taxes (Note 2 and 13)                                11,811            0

Income before minority interests                            26,278            0

Minority Income                                             14,793            0
                                                       -----------    ---------
Net income                                                 $11,485     $(10,000)
                                                       -----------    ---------

See accompanying notes.

NICOLE INDUSTRIES INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2001 and 2000

                                                        3 Months        3 Months
                                                         ended           ended
                                                       3.31.2001       3.31.2000

Cash flows from operating activities
      Net Income                                         $11,485       $(10,000)
      Net adjustment to reconcile
           net cash used                                $373,963        $10,000
                                                      ----------       --------
Net Cash flows from operating
      activities                                        $385,448             $0
Cash flows from investing
      activities                                              $0             $0

Cash flows from financing activities
      Long-term loan                                  $6,124,416             $0
                                                      ----------       --------
Net Cash flows from financing
      activities                                      $6,124,416             $0

NET INCREASE IN CASH                                  $6,509,864             $0

CASH AT BEGINNING OF YEAR                               $633,315         $1,349
                                                      ----------       --------

CASH AT ENDING OF YEAR                                $7,143,179         $1,349

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

On October 15, 1998, the Board of Directors issued a 39-to-1 forward split of its capital stock shares.

On December 15, 1998, the Board of Directors agreed to sell up to 1,500,000 shares of its common stock at the stated par value of $.001.

As of December 31, 1998, 1,993,039 shares of common stock were issued and outstanding.

On July 11, 2000, Nicole Industries, Inc, entered into an Agreement and Plan of Reorganization. Under the Agreement, it issued 93,000,000 shares of common stock to the owners of Aluko USA, Inc., a Delaware Corporation, in return for all outstanding shares of Aluko, USA, Inc. Aluko, USA, Inc. through its wholly owned subsidiary, IAT Korea, Inc. owns 50.01% of Aluko, Korea. Please see additional information in
Note 4.

On November 27, 2000 the Board of Directors authorized the one-for-ten (1:10) reverse stock split.

NOTE 3 RELATED PARTY TRANSACTIONS

On May 15, 1996, shares of capital stock were issued to individuals in return for services rendered. These individuals include officers of the corporation.

Beginning in 1996, the company issued a note payable to the President of the Company in the amount of $10,000 each year. The note was in payment for administrative expenses paid on behalf of the company by the President. This transaction was not recorded in prior years. Accordingly a prior period adjustment in the amount of $40,000 is made.

NOTE 4. INVESTMENT IN WHOLLY OWNED SUBSIDIARY

As of June 11, 2000, the corporation acquired a wholly owned subsidiary, IAT, Korea. IAT Korea owns 50.01% share in Aluko, Korea, a Korean Manufacturer of electrolytic capacitors. The investment in IAT Korea is maintained on the equity method of accounting.