Form 10QSB
period 2001-06-30
NICOLE INDUSTRIES INC
filed 2001-10-29
CIK 1086143

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934. For the quarterly period ended June 30, 2001.

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



No Exhibits Included.

Part I

Item 1. Financial Statements

General

The condensed consolidated financial statements of Nicole Industries, Inc. included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Nicole Industries, Inc.'s management believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the six months ended June 30, 2001 should be read in conjunction with the financial statements and notes thereto included in this report and Nicole Industries, Inc.'s Form 10-KSB with attached financials of December 31, 2000.

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

                                                  Nicole Industries, Inc.
Date: 10/19/2001                                  By: /s/ Ju Young Park
                                                  ------------------------
                                                  Ju Young Park, President

NICOLE INDUSTRIES INC
CONSOLIDATED BALANCE SHEETS
June 30, 2001 and 2000


Assets                                                          2001        2000

Current assets:
Cash and cash equivalents                                $ 6,837,236      $1,274
Short-term financial instruments                           1,893,040           0
Marketable securities                                      3,304,430           0
Accounts and notes receivable - net :
        Trade                                              3,646,277           0
        Other                                                357,108           0
Inventories                                                3,415,084           0
Short-term loans                                              15,414           0
Prepayments                                                4,644,243           0
Prepaid expenses and other current assets                    470,857           0
        Total current assets                              24,583,689       1,274

Non current assets
Investments in securities                                  5,605,003           0
Long-term financial instruments                               64,046           0
Guarantee deposits                                           116,361           0
Property, plant and equipment :
        Land                                               1,611,562           0
        Buildings and structures                           5,333,528           0
        Machinery and equipment                           11,073,644           0
        Transportation equipment,
                tools and furniture                          619,924           0
        Construction in-progress                           2,280,364           0
                                                          20,919,023           0
                                                         -----------      ------
        Less accumulated depreciation                      8,656,665           0
        Property, plant and equipment, net                12,262,358           0

Intangible assets - net                                      123,333           0

        Total noncurrent assets                           18,171,101           0
                                                         -----------      ------

Total assets                                             $42,754,791      $1,274
                                                         -----------      ------



(Continued)

See accompanying notes.

NICOLE INDUSTRIES INC
CONSOLIDATED BALANCE SHEETS
June 30, 2001 and 2000


Liabilities and Stockholders' Equity                           2001         2000

Current liabilities:
Short-term borrowings                                   $19,102,187           $0
Accounts and notes payable :
        Trade                                             1,720,338            0
        Other                                             1,078,314            0
Accrued liabilities and other                             1,295,791            0
Current portion of long-term debt - net                   1,894,876            0
        Total current liabilities                        25,091,505            0

Long-term debt, less current portion                      5,322,169       50,000
Convertible bonds                                                 0            0
Severance and retirement benefits - net                     478,433            0
Deferred income tax liabilities                           1,863,677            0
Other liabilities                                             7,707            0
Total liabilities                                        32,763,491       50,000
                                                        -----------      -------

Minority Interest                                         5,132,899            0

Stockholders' equity :
Common stock W500 par value (W100 par value in 1999);
       Authorized - 20,000,000 shares (100,000,000
          shares in 1999)
       Issued and outstanding - 12,648,300 shares
                (63,241,500 shares in 1999)                 100,000       1,385
Capital surplus                                           4,883,858
Retained earnings:
         Appropriated
        Unappropriated                                     (203,146)    (50,111)
                                                           (203,146)    (50,111)
Capital adjustment accounts:
        Treasury stock                                         (768)
        Valuation gain in investments securities
        Valuation loss in investments securities            (21,040)
                                                            (21,808)
Total stockholders' equity                                4,758,904     (48,726)

Accumulated Other Comprehensive Income                       99,496           0

Total liabilities and stockholders' equity              $42,754,791      $1,274





See accompanying notes.

NICOLE INDUSTRIES INC
STATEMENTS OF INCOME
For the six months ended June 30, 2001 and 2000


                                                              2001         2000

Sales                                                 $ 11,260,496            $0

Costs and expenses:
Costs of sales                                          10,161,139            0
Selling, general and administrative expenses               769,565           75
                                                        10,930,705           75

Operating income                                           329,792          (75)

Non-operating income (expense):
Interest income                                            464,250
Interest expense                                        (1,221,229)
Realized foreign exchange losses, net                      (34,572)
Unrealized foreign currency translation gains, net        (134,556)
Valuation gain in marketable securities                    302,778
Gain (Loss) on disposal of marketable securities              (995)
Valuation loss in inventories                                    0
Other, net                                                (102,012)           0
                                                          (726,334)
Ordinary income                                           (396,543)         (75)

Extraordinary income (expense) :                              --

Income before income taxes                                (396,543)         (75)

Income taxes (Note 2 and 13)                                     0

Income before minority interests                          (396,543)         (75)

Minority Income                                           (193,397)

Net income                                               $(203,146)        $(75)
                                                      ------------    ---------


Basic earnings per share                                    $0.000       $0.000


Diluted earnings per share                                  $0.000       $0.000



See accompanying notes.

NICOLE INDUSTRIES INC CONSOLIDATED STATEMENTS OF CASH FLOWS For the six months ended June 30, 2001 and 2000


                                                3 Months ended    3 Months ended
                                                 June 30, 2001    June 30, 2000

Cash flows from operating activities
        Net Income                                  $(203,146)             $(75)
Net adjustment to reconcile net cash used            $282,651                $0
                                                  -----------           -------
Net Cash flows from operating activities              $79,505              $(75)


Cash flows from investing activities                       $0                $0

Cash flows from financing activities
        Long-term loan                             $6,124,416                $0
                                                  -----------           -------
Net Cash flows from financing activities           $6,124,416                $0

NET INCREASE IN CASH                               $6,203,921                $0

CASH AT BEGINNING OF YEAR                            $633,315            $1,349
                                                  -----------           -------
CASH AT ENDING OF YEAR                             $6,837,236            $1,274

NICOLE INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Nicole Industries, Inc. was organized under the laws of the State of Nevada on January 3, 1996. The Company was incorporated primarily to engage in a lawful activity.

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

On November 27, 2000 the Board of Directors decided the one-for-ten (1:10) reverse stock split.


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