Form 10QSB
period 2001-09-30
NICOLE INDUSTRIES INC
filed 2002-01-10
CIK 1086143

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

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.

                          Yes   X          No

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

        Common Stock $0.01 par value              10,000,000

No Exhibits Included.

General

The condensed consolidated financial statements of Nicole Industries, Inc. included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Nicole Industries, Inc.'s management believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the nine months ended September 30, 2001 should be read in conjunction with the financial statements and notes thereto included in this report and Nicole Industries, Inc.'s Form 10-KSB with attached financials of December 31, 2000.

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

      None

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Nicole Industries, Inc.
Date: 1/2/2002                               By: /s/ Ju Young Park
     ----------                              ------------------------
                                             Ju Young Park, President

NICOLE INDUSTRIES INC
CONSOLIDATED BALANCE SHEETS
September 30, 2001 and 2000


Assets                                                  2001             2000

Current assets:
Cash and cash equivalents                           $ 7,034,479      $ 5,170,127
Short-term financial instruments                      3,613,194        3,799,346
Marketable securities                                    53,108          422,150
Accounts and notes receivable - net:
   Trade                                              3,151,723        3,745,315
   Other                                                260,990          416,146
   Inventories                                        4,414,954        4,695,761
   Short-term loans                                      15,285          169,767
Prepayments                                           4,814,326        1,853,965
Prepaid expenses and
    other current Assets                                468,319          205,996
                                                    -----------      -----------

Total current assets                                 23,826,379       20,478,573

Non current assets
Investments in securities                             5,557,884        6,011,738
Long-term financial instruments                         224,723                0
Guarantee deposits                                       90,462                0
Property, plant and equipment:
Land                                                  1,598,015        1,875,338
Buildings and structures                              5,289,090        4,329,160
Machinery and equipment                              11,008,310        7,115,294
Transportation equipment, tools
and furniture                                           618,936          351,419
Construction in-progress                              2,261,194        4,756,898
                                                     20,775,544       18,428,108
Less accumulated depreciation                         8,876,225        5,517,590
Property, plant and equipment, net                   11,899,319       12,910,518

Intangible assets - net                                 154,583          234,555
                                                    -----------      -----------

Total noncurrent assets                              17,926,971       19,156,811
                                                    -----------      -----------

Total assets                                        $41,753,350      $39,635,384

See accompanying notes.

NICOLE INDUSTRIES INC
CONSOLIDATED BALANCE SHEETS
September 30, 2001 and 2000


U.S. dollars
(Note 1)
Liabilities and Stockholders' Equity                  2001              2000

Current liabilities:
Short-term borrowings                             $19,045,806       $18,871,526
Accounts and notes payable:
   Trade                                            1,508,687         2,107,909
   Other                                              939,880           903,390
Accrued liabilities and other                         461,320           794,357
Current portion of
   long-term debt - net                             2,221,736           445,637
Total current liabilities                          24,177,429        23,122,819

Long-term debt, less current portion                5,231,732         1,760,182
Convertible bonds                                           0                 0
Severance and retirement benefits - net               509,374           665,865
Deferred income tax liabilities                     1,848,010                 0
Other liabilities                                       3,821         2,388,770
                                                 ------------      ------------
Total liabilities                                  31,770,367        27,937,637

Minority Interest                                   5,109,488         5,778,636

Stockholders' equity:
Common stock W500 par value
   (W100 par value in 1999);
   Authorized - 20,000,000 shares
   (100,000,000 shares in 1999)
   Issued and outstanding -
   12,648,300 shares
   (63,241,500 shares in 1999)                        100,000           100,000
Capital surplus                                     4,883,858         5,696,150
Retained earnings:
   Appropriated
   Unappropriated                                    (189,221)          116,982

Capital adjustment accounts:
Treasury stock                                           (762)
Valuation gain in
   investments securities

Valuation loss in
   investments securities                             (20,863)          (21,625)
Total stockholders' equity                          4,773,013         5,913,132

Accumulated Other
   Comprehensive Income                               100,482             5,980
                                                 ------------      ------------
Total liabilities and
   stockholders' equity                           $41,753,350       $39,635,384

See accompanying notes.

NICOLE INDUSTRIES INC
STATEMENTS OF INCOME
For the nine months ended September 30, 2001 and 2000


U.S. dollars (Note 1)
                                                      2001              2000

Sales                                             $15,881,032        $5,753,961

Costs and expenses:
Costs of sales                                     13,990,457         4,335,779
Selling, general and
administrative expenses                             1,020,308           793,856
                                                 ------------       -----------
                                                   15,010,765         5,129,635

Operating income                                      870,267           624,325

Non-operating income (expense):
   Interest income                                    539,508            37,579
   Interest expense                                (1,756,879)         (232,966)
Realized foreign exchange
   losses, net                                        (35,050)           (1,768)
Unrealized foreign currency
   translation gains, net                            (133,425)
Valuation gain in
   marketable securities                              300,233
Gain (Loss) on disposal
   of marketable securities                           (27,713)
Valuation loss in inventories                               0
Other, net                                           (118,193)            2,662
                                                 ------------       -----------

                                                   (1,231,519)         (194,492)
                                                 ------------       -----------
Ordinary income                                      (361,252)          429,833

Extraordinary income (expense):                            --                --

Income before income taxes                           (361,252)          429,833

Income taxes (Note 2 and 13)                                0            50,578

Income before minority interests                     (361,252)          379,256

Minority Income                                      (172,032)          212,163

Net income                                          $(189,221)         $167,093

Basic earnings per share                               $0.000            $0.000

Diluted earnings per share                             $0.000            $0.000

See accompanying notes

NICOLE INDUSTRIES INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2001 and 2000

                                                   9 Months ended       9 Months ended
                                               September 30, 2001   September 30, 2000
Cash flows from operating activities
  Net Income                                       $(189,221)                   $0
Net adjustment to reconcile net
  cash used                                         $482,651                    $0
                                                 -----------            ----------

Net Cash flows from operating
  activities                                        $293,430                    $0

Cash flows from investing
  activities                                              $0                    $0

Cash flows from financing activities
  Long-term loan                                  $6,107,734                    $0
                                                 -----------            ----------

Net Cash flows from
  financing activities                            $6,107,734                    $0

NET INCREASE IN CASH                              $6,401,164                    $0

CASH AT BEGINNING OF YEAR                           $633,315            $5,170,127
                                                 -----------            ----------

CASH AT ENDING OF YEAR                            $7,034,479            $5,170,127

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

On July 11, 2000, Nicole Industries, Inc, entered into an agreement and plan of reorganization. Under the agreement, it issued 93,000,000 shares of common stock to the owners of Aluko USA, Inc., a Delaware Corporation, in return for all outstanding shares of Aluko, USA, Inc. Aluko, USA, Inc. through its wholly owned subsidiary, IAT Korea, Inc. owns 50.01% of Aluko, Korea. Please see additional information in Note.

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